Form 10-K
period 1996-12-31
RESIDENTIAL FUNDING MORTGAGE SECURITIES II INC
filed 1997-03-31
CIK 945212

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                             FORM 10-K


       Annual Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
            For the fiscal year ended December 31, 1996

       Commission File Number  33-92096 and 33-80419


          RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.


                 State of Incorporation:  Delaware
         I.R.S. Employer Identification Number:  75-2006294

                8400 Normandale Lake Blvd, Suite 600
                    Minneapolis, Minnesota 55437
                      Telephone (612) 832-7000



   Securities registered pursuant to Section 12(b) of the Act:
   None   Securities registered pursuant to Section 12(g) of the
   Act: None. Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15
   (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes
    X      No ______.

                  RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.

                                TABLE OF CONTENTS


                                                                 Page #
   PART I

   Item 1.     Business. . . . . . . . . . . . . . . . . . . . . . .2
   Item 2.     Properties. . . . . . . . . . . . . . . . . . . . . .2
   Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . .2
   Item 4.     Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . . . . .2


   PART II

   Item 5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters . . . . . . . . . . . . .2
   Item 6.     Selected Financial Data . . . . . . . . . . . . . . .2
   Item 7.     Management's Discussion & Analysis of Financial
               Condition and Results of Operations . . . . . . . . .2
   Item 8.     Financial Statements & Supplementary Financial
               Data  . . . . . . . . . . . . . . . . . . . . . . . .3
   Item 9.     Changes in and Disagreements with Accountants
               on Accounting & Financial Disclosure. . . . . . . . .3

   PART III

   Item 10.    Directors and Executive Officers of the
               Registrant  . . . . . . . . . . . . . . . . . . . . .3
   Item 11.    Executive Compensation. . . . . . . . . . . . . . . .3
   Item 12.    Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . .3
   Item 13.    Certain Relationships and Related Transactions. . . .3


   PART IV

   Item 14.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K . . . . . . . . . . . . . . . . .4
               SIGNATURES  . . . . . . . . . . . . . . . . . . . . .5
               EXHIBITS. . . . . . . . . . . . . . . . . . . . . . .6

   PART I


   Item 1.     Business

         Information not provided pursuant to Exemptive Order.

   Item 2.     Properties

   Pursuant to the Exemptive Order the Master Servicer's Annual Statement as to Compliance, dated March 31, 1997 are filed as Exhibit 1 under Item 14(a) hereof.

   Item 3.     Legal Proceedings

   There are no material pending legal proceedings related to any series of Certificates that involve the Trustee, Custodian, the Master Servicer or the Registrant with respect to any such series.


   Item 4.     Submission of Matters to a Vote of Security Holders

               Information not provided pursuant to Exemptive Order.


   PART II

   Item 5.     Market for the Registrant's Common Equity and Related
               Matters

           (a) There is no established public trading market for the Certificates.

           (b) At December 31, 1996, the number of holders of record of each outstanding series of Certificates is listed in Exhibit 3 under
               Item 14(a) hereof.

           (c) Not applicable.


   Item 6.     Selected Financial Data

               Information not provided pursuant to Exemptive Order.


   Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations

               Information not provided pursuant to Exemptive Order.

   Item 8.     Financial Statements & Supplementary Financial Data

   See the Master  Servicer's  Annual  Statement of Compliance  that is filed as
   Exhibit 1 under Item 14(a) hereof; see also report dated January 24, 1997 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that is filed as Exhibit 2 under Item 14(a) hereof.

   Item 9.     Disagreements on Accounting and Financial Disclosure

               Not Applicable.


   PART III

   Item 10.    Directors and Executive Officers of the Registrant

               Information not provided pursuant to Exemptive Order.


   Item 11.    Executive Compensation

               Information not provided pursuant to Exemptive Order.


   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management

           (a) Each holder of record of more than five percent (5%) of the fractional undivided interest in a Mortgage Pool evidenced by a series of Certificates, outstanding at

               December 31, 1996 is listed in Exhibit 4 under Item 14(a) hereof.

           (b) Not applicable

           (c) Not applicable.

   Item 13.    Certain Relationships and Related Transactions

               Information not provided pursuant to Exemptive Order.




       PART IV

   Item 14.    Exhibits, Financial Statement Schedules and Reports on
               Form 8-K

           (a)                                                       EXHIBIT #

               Officers' Annual Compliance Statements: . . . . . . . . .1
               Residential Funding Corporation

               Residential Funding Corporation Independent Auditors' Report on the Uniform Single Audit Program for
               Mortgage Bankers. . . . . . . . . . . . . . . . . . . . .2

               Part II, Item 5(b). . . . . . . . . . . . . . . . . . . .3

               Part III, Item 12(a). . . . . . . . . . . . . . . . . . .4

           (b) See Item 2.

           (c) Not applicable.

           (d) Not applicable. No annual report or proxy material has been sent to security holders.

   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 31st day of March, 1997.

   RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.


   BY: s/Christopher J. Nordeen

   Christopher J. Nordeen
   President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   s/Christopher J. Nordeen

  Christopher J. Nordeen
   President
   March 31, 1997


   s/Dennis W. Sheehan

   Dennis W Sheehan
   Assistant Treasurer
   March 31, 1997
   s/Davee Olson

   Davee L. Olson
   Executive Vice President,
   Chief Financial Officer
   March 31, 1997



   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 31st day of March, 1997.

   RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.


   BY:

   Christopher J. Nordeen
   President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




   Christopher J. Nordeen
   President
   March 31, 1997




   Dennis W Sheehan
   Assistant Treasurer,
   March 31, 1997

   Davee L. Olson
   Executive Vice President,
   Chief Financial Officer
   March 31, 1997