Form 10-K
RESIDENTIAL FUNDING MORTGAGE SECURITIES II INC
filed 1999-03-31
CIK 945212

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K


             Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998

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

                               TABLE OF CONTENTS


                                                         Page #
   PART I

   Item 1.     Business                                     2
   Item 2.     Properties                                   2
   Item 3.     Legal Proceedings                            2
   Item 4.     Submission of Matters to a Vote of Security
               Holders                                      2


   PART II

   Item 5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters                  2
   Item 6.     Selected Financial Data                      2
   Item 7.     Management's Discussion & Analysis of Financial
               Condition and Results of Operations          2
   Item 8.     Financial Statements & Supplementary Financial
               Data                                         3
   Item 9.     Changes in and Disagreements with Accountants
               on Accounting & Financial Disclosure         3

   PART III

   Item 10.    Directors and Executive Officers of the
               Registrant                                   3
   Item 11.    Executive Compensation                       3
   Item 12.    Security Ownership of Certain Beneficial
               Owners and                                   3
   Item 13.    Certain Relationships and Related
                Transactions                                3


   PART IV

   Item 14.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                          4
               SIGNATURES                                   5
               EXHIBIT                                      6

   PART I


   Item 1.     Business

         Information not provided pursuant to Exemptive Order.

   Item 2.     Properties

   Pursuant to the Exemptive Order the Master Servicer's Annual Statement as to Compliance, dated March 31, 1999 are filed as Exhibit 1 under Item 14(a) hereof.

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

           (b) At December 31, 1998, the number of holders of record of each outstanding series of Certificates is listed in Exhibit 3 under
               Item 14(a) hereof.

           (c) Not applicable.


   Item 6.     Selected Financial Data

               Information not provided pursuant to Exemptive Order.

   Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations

               Information not provided pursuant to Exemptive Order.

   Item 8.     Financial Statements & Supplementary Financial Data

   See the Master  Servicer's  Annual  Statement of Compliance  that is filed as
   Exhibit 1 under Item 14(a) hereof; see also report dated March 22, 1999 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that is filed as Exhibit 2 under Item 14(a) hereof.

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


   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management

           (a) Each holder of record of more than five percent (5%) of the fractional undivided interest in a Mortgage Pool evidenced by a series of Certificates, outstanding at December 31, 1998 is listed in Exhibit 4 under Item 14(a) hereof.

           (b) Not applicable

           (c) Not applicable.

   Item 13.    Certain Relationships and Related Transactions

               Information not provided pursuant to Exemptive Order.

       PART IV

   Item 14.    Exhibits, Financial Statement Schedules and Reports on
               Form 8-K

           (a)                                                       EXHIBIT #

               Officers' Annual Compliance Statements                   1
               Residential Funding Corporation

               Residential Funding Corporation Independent Auditors' Report on the Uniform Single Audit Program for
               Mortgage Bankers                                         2

               Part II, Item 5(b)                                       3

               Part III, Item 12(a                                      4

               Audited Financial statements for the year ended December 31, 1998 for Ambac Financial Group, Inc. *

           (b) See Item 2.

           (c) Not applicable.

           (d) Not applicable. No annual report or proxy material has been sent to security holders.





-------------------------------

     * Incorporated by reference to the audited financial statements of Ambac Financial Group, Inc. filed with the Securities and Exchange Commission on March 30, 1999 as part of its Annual Report on Form 10-K (Commission File #1-10777) for the twelve-month period ended December 31, 1998.

   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 31st day of March, 1999.

   RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.


   BY: s/Christopher J. Nordeen

   Christopher J. Nordeen
   President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   s/Christopher J. Nordeen

   Christopher J. Nordeen
   President
   March 31, 1999


   s/Dennis W. Sheehan

   Dennis W Sheehan
   Assistant Treasurer
   March 31, 1999



   s/Davee Olson

   Davee L. Olson
   Chief Financial Officer
   March 31, 1999

  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 31st day of March, 1999.

   RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.


   BY:____________________

   Christopher J. Nordeen
   President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   -------------------------
   Christopher J. Nordeen
   President
   March 31, 1999



   ------------------------
   Dennis W Sheehan
   Assistant Treasurer,
   March 31, 1999



   -----------------------
   Davee L. Olson
   Chief Financial Officer
   March 31, 1999

ITEM 14                            EXHIBIT #1

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


Dated:  March 31, 1999




/s/ Linda C. Simmons                    /s/Karen B. Gill
       Linda C. Simmons                      Karen B.Gill
       Managing Director                      Director

ITEM 14                            EXHIBIT #2

                  Report of Independent Accountants



March 22, 1999


To the Board of Directors and Stockholder of Residential Funding Corporation

We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with their minimum servicing standards in their role as Master Servicer as of and for the year ended December 31, 1998 included in the accompanying management assertion. Such assertions were examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 1. Our testing procedures were applied only to the series of certificates serviced on or before September 30, 1998. Direct servicing functions are performed by various subservicers. Management is responsible for the Company's compliance with their minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with their minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination procedures were performed on a specific loan or series of certificates as listed in the attached
Exhibit 1. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with their minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1998 is fairly stated, in all material respects.

PricewaterhouseCoopers LLP
March 22, 1999
Page 1





March 22, 1999


PricewaterhouseCoopers LLP
650 South Third Street
Suite 1300
Minneapolis, MN  55402

As of and for the year ended December 31, 1998, Residential Funding Corporation ("RFC") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various subservicers.

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





II.  SUBSERVICER REMITTANCES

PricewaterhouseCoopers LLP
March 22, 1999
Page 2




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


V.   MORTGAGOR LOAN ACCOUNTTNG

     Uniform Single Attestation Program reports from external subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

     B. Mortgage loan records shall agree with, or reconcile to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.


VI.  DELINQUENCIES

PricewaterhouseCoopers LLP
March 22, 1999
Page 3




     Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. Reports shall be made with each distribution to certificateholders as to the number and aggregate principal balances of delinquent mortgage loans, based on the most recent reports furnished by the subservicers.


VII. INSURANCE POLICIES

     As of and for this same period, RFC had in effect a fidelity bond in the amount of $150,000,000, and an errors and omissions policy in the amount of $60,000,000 for the first eight months of 1998 which was increased to $100,000,000 as of September 1, 1998.




/s/ Bruce Paradis
Bruce Paradis
Managing Director/President


/s/ Davee Olson
Davee Olson
Managing Director/Chief Financial Officer


/s/ Linda Simmons
Linda Simmons
Managing Director

Residential Funding Corporation
Serviced Series with Initial Cutoff Date Prior to September 30, 1998
December 31, 1998                       Exhibit 1



1986 Series
1986 NY Series A 1986-12 1986-15 1986-PC-10R 1986-PC-7R 1986-PC-8R 1986-PC-9R(A)
1986-PC-9R(C) 1986-U2 1986-U5

1987 Series
1987-1 1987-3 1987-4 1987-6 1987-PC-1  1987-PC-2 1987-PC-3 1987-PC-4
1987-S1 1987-S5 1987-SA1 1987-U10 1987-U11-A  1987-U12-B  1987-U13-A  1987-U13-B
1987-U15  1987-U16  1987-U17  1987-U18  1987-U19 1987-U4 1987-U5 1987-U7 1987-U9
1987-WH1-A 1987-WH1-B 1987-WHI-C

1988 Series
1988 NY Series A 1988-3A  1988-3B  1988-3C  1988-4B  1988-SW1  1988-U1  1988-U10
1988-U2 1988-U3 1988-U4 1988-U5 1988-U8 1988-U9

1989 Series
1989-2 1989-3A  1989-3C  1989-4A  1989-4B  1989-4C  1989-4D  1989-4E
1989-5A 1989-5B 1989-7 1989-S1 1989-S4 1989-SW1A  1989-SW1A  1989-SW1B 1989-SW1B
1989-SW2 1989-U1 1989-WH1

1990 Series
1990-2
1990-3A
1990-3B
1990-3C
1990-8 1990-MS1A  1990-MS1B  1990-MS1C  1990-MS1D  1990-MS1E  1990-NY A 1990-PC1
1990-PC2   1990-PC3   1990-PC4  1990-PC5  1990-PC6  1990-PC7  1990-R16  1990-S14
1990-SW1A  1990-SW1B  1990-SW1C  1990-SW2A 1990-SW2B 1990-SW3 1990-WH1 1990-WH-2
1990-C-1A  1990-C-1B 1990-C-1C 1990-C-1D 1990-C-1E 1990-C-1G 1990-C-1H 1990-C-1I
1990-C-1J 1990-C-1K

1991 Series
1991-21A 1991-21B 1991-21C 1991-25A 1991-25B
1991-4
1991-MS1A  1991-MS1B  1991-MS1C 1991-MS2 1991-MS3A  1991-MS3B 1991-MS3C 1991-R13
1991-R14 1991-R9 1991-S11 1991-SW-1A  1991-SW-1B  1991-SW-1C 1991-SW5A 1991-SW5B
1991-WH4A 1991-WH4B

1992 Series
1992-13  1992-17A  1992-17B  1992-17C  1992-S10  1992-S11  1992-S12
1992-S14  1992-S16 1992-S18 1992-S19 1992-S2 1992-S20 1992-S21 1992-S22 1992-S23
1992-S24 1992-S25

1992-S26
1992-S27
1992-S28
1992-S29
1992-S30 1992-S31 1992-S32 1992-S33 1992-S34 1992-S35 1992-S36 1992-S37 1992-S38
1992-S39  1992-S40  1992-S41  1992-S42 1992-S43 1992-S44 1992-S5 1992-S6 1992-S7
1992-S8  1992-S9  1992-SW12  1992-SW1A  1992-SW1B  1992-SW1C  1992-SW3  1992-SW4
1992-SW5 1992-SW7 1992-U10 1992-U11 1992-U2 1992-WH8 1992-J1 1992-J9 1992-J10

1993 Series
1993-1 1993-19 1993-PC11A  1993-PC11B 1993 Series (cont.) 1993-PC11C
1993-PC12  1993-PC12A  1993-PC3 1993-PC6 1993-PC7 1993-PC9A  1993-PC9B 1993-PC9C
1993-PC9D  1993-PC9F  1993-PC9G  1993-PC9H  1993-PC9I 1993-PC9J 1993-S1 1993-S10
1993-S11  1993-S12 1993-S13 1993-S14 1993-S15 1993-S16 1993-S17 1993-S18 1993-S2
1993-S20 1993-S21 1993-S22 1993-S23 1993-S24 1993-S25 1993-S26 1993-S27 1993-S28
1993-S29  1993-S3  1993-S30  1993-S31  1993-S32  1993-S33  1993-S34  1993 Series
(cont.) 1993-S35  1993-S36  1993-S37 1993-S38 1993-S39 1993-S4 1993-S40 1993-S41
1993-S42  1993-S43 1993-S44 1993-S45 1993-S46 1993-S47 1993-S48 1993-S49 1993-S5
1993-S6  1993-S7  1993-S8  1993-S9  1993-WH1  1993-WH10   1993-WH13   1993-WH13A
1993-WH14    1993-WH14A-94    1993-WH15A    1993-WH15B   1993-WH15C   1993-WH15D
1993-WH15E-94    1993-WH15F-94    1993-WH15G-94    1993-WH15H-94   1993-WH15I-94
1993-WH15J-94  1993-WH15K-94  1993-WH2 1993-WH4A 1993-WH4B 1993-WH4C 1993-WH8
1993-J1 1993-J2  1993-J3  1993-J4  1993-J5  1993-J6  1993-MZ1
1993-MZ2 1993-MZ3

1994 Series
1994-S1 1994-S10 1994-S11 1994-S12 1994-S13 1994-S14 1994-S15
1994-S16 group I 1994-S16 group II 1994-S16 group III 1994-S17 1994-S18 1994-S19
1994-S2  1994-S20  1994-S3 1994-S5  1994-S6  1994-S7  1994-S8  1994-S9  1994-WH1
1994-WH10   1994-WH11A   1994-WH11B  1994-WH12  1994-WH14  1994-WH15  1994-WH16A
1994-WH16B  1994-WH16C   1994-WH16D  1994-WH17  1994-WH18
1994-WH2 1994-WH20 1994-WH21A  1994-WH21B 1994-WH22 1994-WH23 1994-WH3 1994-WH4A
1994-WH4B  1994-WH4C  1994-WH4D  1994-WH4E  1994-WH4F 1994-WH5 1994-WH8 1994-WH9
1994-MZ1 1994-RS4

1995 Series
1995-1 1995-HWH1  1995-HWH2  1995-HWH3  1995-HWH4  1995-HWH5 1995-K1
1995-KS1  1995-KS2  1995-KS3 group I 1995-KS3 group II 1995-KS4 1995-Q1 1995-QS1
1995-S1  1995-S10  1995-S11  1995-S12   1995-S13  1995-S14
1995-S15  1995-S16  1995-S17  1995-S18 1995-S19 1995-S2 1995-S21 1995-S3 1995-S4
1995-S6 1995-S7 1995-S8 1995-S9 1995-WH1 1995-WH10 1995-WH11 1995-WH12 1995-WH13
1995-WH14  1995-WH15  1995-WH16 1995-WH17 1995-WH18 1995-WH19 1995-WH2 1995-WH20
1995-WH21  1995-WH22A  1995-WH22B  1995-WH23 1995-WH3 1995-WH4 1995-WH5 1995-WH7
1995-WH8 1995-WH9 1995-J1 1995-J2 1995-J4

1996 Series
1996-HS1 1996-HS2 1996-HS3 1996-KS1 1996-KS2 1996-KS3
1996-KS4group I
1996-KS4group II
1996-KS5  1996-QS1 group I 1996-QS1 group II 1996-QS2  1996-QS3 group I 1996-QS3 group II 1996-QS4 group I 1996-QS4 group II 1996-QS5group I 1996-QS5group II 1996-QS6 1996-QS7 group I 1996-QS7-group II 1996-QS8 1996-RHS4 1996-S1 1996-S10
1996-S11 1996-S12 1996-S13 1996-S14 1996-S15 1996-S16 1996-S17 1996-S18 1996-S19
1996-S2  1996-S20  1996-S21  1996-S22  1996-S23  1996-S24  1996-S25 1996-S3
1996-S4  1996-S5  1996-S6  1996-S7  1996-S8  1996-S9   1996-SW1
1996-SWC-E  1996-WH10  1996-WH11  1996-WH12  1996-WH14   1996-WH15A   1996-WH15B
1996-WH15C 1996-WH16 1996-WH17 1996-WH18 1996-WH18 1996-WH19 1996-WH1A 1996-WH1B
1996-WH2 1996-WH3 1996-WH4 1996-WH4B  1996-WH4C  1996-WH4D  1996-WH4E  1996-WH4F
1996-WH4G  group I  1996-WH4G  group II  1996-WH4H  group I  1996-WH4H  group II
1996-WH4I group I 1996-WH4I group II 1996-WH4J group I 1996-WH4J group II 1996-WH5 1996-WH6 1996-WH7 1996-WH9

1997 Series
1997-GMACM4  1997-HI1 1997-HI3
1997-HS2 1997-HS5  1997-HWH1 1997-KS1 group I 1997-KS1 group II 1997-KS2 group I
1997-KS2  group II  1997-KS3  group I  1997-KS3  group  IIa  1997-KS3  group IIb
1997-KS4  group I 1997-KS4  group II  1997-NPC1  1997-NWH1  1997-NWH2  1997-NWH3
1997-NWH4 1997-NWH5 1997-NWH6 1997-NWH7 1997-NWH8  1997-QPCR1 group I 1997-QPCR1 group II 1997-QPCR2 group I 1997-QPCR2 group II 1997-QPCR2 group III 1997-QPCR3 1997-QS1 1997-QS10 1997-QS11 1997-QS12 1997-QS13 1997-QS2 1997-QS3 1997-QS4
1997-QS5  1997-QS6  1997-QS7  1997-QS8   1997-QS9  1997-QWH1
1997-S1 1997-S10  1997-S11  1997-S12 1997-S13

Residential  Funding  Corporation
Serviced Series with Initial Cutoff Date Prior to September 30, 1998



1997-S14  1997-S15  1997-S16  1997-S17  1997-S18 1997-S2 1997-S3 1997-S4 1997-S5
1997-S6 1997-S7 1997-S8 1997-S9 1997-S19 1997-S20 1997-S21 1997-WH10 1997-WH11
1997-WH12gr1
1997-WH12gr2
1997-WH13
1997-WH15
1997-WH1A
1997-WH1B  group I  1997-WH1B  group  II  1997-WH1C  group I  1997-WH1D  group I
1997-WH1D group II 1997-WH1E group I 1997-WH1E group II 1997-WH1F group I 1997-WH1F group III 1997-WH1G group I 1997-WH1G group III 1997-WH1I group I 1997-WH1I group II 1997-WH1I group III 1997-WH1J group I
1997-WH1J group II 1997-WH1J group III
1997-WH1K group 1997-WH1K group II 1997-WH3  1997-WH4 1997-WH5 1997-WH6 1997-WH7
1997-WH8 group I 1997-WH8 group II 1997-WH9 1997-WH1F group II 1997-WH1G group II 1997-WH1H group I 1997-WH1H group II 1997-WH1H group III

1998 Series
1998-HI2  1998-HS1  1998-HS3  1998-KS1  1998-KS2  1998-KS3  1998-NS1
1998-QS1 1998-QS2 1998-QS3 1998-QS4 1998-QS5 1998-QS6 1998-QS7 1998-QS8 1998-QS9
1998-QS10 1998-QS11 1998-QS12 1998-QS13
1998-S1 1998-S2  1998-S3  1998-S4  1998-S5  1998-S6  1998-S7  1998-S8  1998-S9
1998-S10 1998-S12 1998-S13 1998-S14 1998-S15 1998-S16 1998-S17 1998-S18
1998-S19 1998-S20 1998-S21 1998-S22

Loans Serviced for Others:


   Citizens Thrift & Loan Association
      Pool 5001

   Liberty Lending Services, Inc.
      Pool 5900

   Metropolitan Bank
      Pool 5901

   Owensboro National Bank
      Pool 5002

   U.S. Mortgage
      Pool 5005

   Argo Federal Savings Bank
      Pools 5000 and 5004

ITEM 14                            EXHIBIT #3



RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.                       Page   1
FORM 10-K
PART IV, Item 5(b)
EXHIBIT #4 Properties.                                                03/11/99

Mortgage Pool                      Number of Holders of Record

1995-1                                         5

1996-HS2                                       9

1997-HS5                                      27

ITEM 14                            EXHIBIT #4

RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.                       Page   1
                                                                      03/11/99
Series
Class         Holder Name and Address                     Face Amount   Percent
AAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAAA
1995-1        LW-LP INC                                  9,900,000.00    6.8362
RESID         C/O NP INVESTMENT I COMPANY
              1201 ELM STREET
              SUITE 5400
              DALLAS, TX  75270


1995-1        CEDE & CO                                128,078,000.00   88.4407
TERM          C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-HS2      CEDE & CO                                 26,500,000.00   20.5380
A-4           C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-HS2      CEDE & CO                                  9,374,000.00    7.2650
A-5           C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-HS2      CEDE & CO                                 12,341,000.00    9.5645
A-6           C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-HS2      CEDE & CO                                 20,152,179.00   15.6183
A-L           C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-HS2      HARE & CO                                 58,661,897.00   45.4641
IO            C/O THE BANK OF NEW YORK
              P O BOX 11203
              NEW YORK, NY  10286



1997-HS5      CEDE & CO                                 55,800,000.00   29.1971
A-3           C/O DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10274



1997-HS5      CEDE & CO                                 10,600,000.00    5.5464
A-4           C/O DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10274



1997-HS5      CEDE & CO                                 18,100,000.00    9.4708
A-5           C/O DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10274



1997-HS5      CEDE & CO                                 18,778,000.00    9.8255
A-7           C/O DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10274



1997-HS5      CEDE & CO                                 20,288,000.00   10.6156
A-L1          C/O DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10274



1997-HS5      CEDE & CO                                 20,288,000.00   10.6156
IO            C/O DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10274



1997-HS5      MORGAN STANLEY & CO INCORPORATED           9,593,000.00    5.0195
M-1           ONE PIERREPONT PLAZA
              7TH FLOOR
              BROOKLYN, NY  11201