Form 10-K
RESIDENTIAL FUNDING MORTGAGE SECURITIES II INC
filed 2004-03-30
CIK 945212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ____ No X .

RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.

TABLE OF CONTENTS


PART 1                                                                  PAGE #

Item 1.        Business                                                       2
Item 2.        Properties                                                     2
Item 3.        Legal Proceedings                                              2
Item 4.        Submission of Matters to a Vote of Security Holders            4

PART II

Item 5.        Market for the Registrant's Common Equity and Related          4
               Stockholder Matters
Item 6.        Selected Financial Data                                        4
Item 7.        Management's Discussion and Analysis of Financial              4
               Condition and Results of Operations
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk     4
Item 8.        Financial Statements and Supplementary Financial Data          4
Item 9.        Changes in and Disagreements with Accountants on               4
               Accounting and Financial Disclosure
Item 9A.       Controls and Procedures                                        4

PART III

Item 10.       Directors and Executive Officers of the Registrant             5
Item 11.       Executive Compensation                                         5
Item 12.       Security Ownership of Certain Beneficial Owners and            5
               Management
Item 13.       Certain Relationships and Related Transactions                 5
Item 14.       Principal Accountant Fees and Services                         5

PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports            6

SIGNATURES                                                                    7
CERTIFICATION                                                                 8
EXHIBITS
        Exhibit 99.1 -       Annual Statement as to Compliance
        Exhibit 99.2 -       Residential Funding Corporation Independent
                             Auditor's Report on the Uniform Single Audit
                             Program for Mortgage Bankers
        Exhibit 99.3 -       Item 5(a)
        Exhibit 99.4 -       Consent of KPMG LLP, independent auditors of
                             Ambac Assurance Corporation and subsidiaries

PART I

Item 1.        Business

        Information not provided pursuant to No Action Request.

Item 2.        Properties

        Pursuant to the No Action Request, Residential Funding Corporation's (the "Master Servicer") Annual Statement as to Compliance, dated as of March 30, 2004 is filed as Exhibit 99.1 under Item 16 (a) hereof.

Item 3.        Legal Proceedings

        The Indenture Trustees and the Owner Trustees for the following Home Loan Trusts, and the Trusts themselves, have been named as defendants in the class action lawsuit listed immediately below: 1997-HI3, 1999-HI6, 1999-HI8, 2000-HI1, 2000-HI2, 2000-HI3, 2000-HI4, and 2001-HI1:

               James and Jill Baker et al v. Century Financial Group, Inc et al, in the Clay County Circuit Court, Missouri at Liberty.

               On February 3, 2002, three days after a class was certified, plaintiffs filed their third amended complaint and added the above-referenced trustees, trusts and Residential Funding Corporation ("RFC"). The initial case was filed on July 12, 2001. The case alleges that certain loans originated by Century Financial Group were not originated in accordance with applicable state law and that the trust-related defendants and the trusts may be liable as assignees under the federal Home Ownership and Equity Protection Act. The plaintiffs are primarily seeking monetary damages. The trust-related defendants are vigorously defending the case and have filed a Motion to Dismiss. RFC has indemnified the trustees and the trusts for all costs and expenses associated with the litigation. If any of the loans at issue were determined by a court not to have been originated in full compliance with applicable law, RFC would be required to repurchase such loans from the trusts.

        The Owner Trustee for Home Loan Trust 1997-H13, and the trust itself, have been named as defendants in the following purported class action lawsuit:

               Jack and Hilda Beaver et al v. FirstPlus  Homeowner Trusts et al,
               in  the  Circuit   Court  for   Jackson   County   Missouri,   at
               Independence.

               This case was initially filed August 21, 2003. The case alleges that certain loans originated by First Consumers Mortgage, Inc. were not originated in accordance with applicable state law and that the Owner Trustee and the trust may be liable as assignees under the federal Home Ownership and Equity Protection Act. The plaintiffs are primarily seeking monetary damages. The trust-related defendants are vigorously defending the case and a motion to dismiss is pending. The case, however, is temporarily stayed due to the presiding judge's retirement. RFC has indemnified the Owner Trustee and the trust for all costs and expenses associated with the litigation. If any of the loans at issue were determined by a court not to have been originated in full compliance with applicable law, RFC would be required to repurchase such loans from the trust.

        Residential Funding Mortgage Securities II, Inc. the Indenture Trustees, the Owner Trustees and the Trust themselves, have been named as defendants in the purported class action lawsuit listed immediately below: 1998-HI2, 1998-HI4, 1998-HI8, 1999-HI1, 1999-HI2, 1999-HI4,
        1999-HI6, 1999-HI8, 2000-HI1, 2000-HI2, 2000-HI3, 2000-HI4 and 2000-HI5:

               Danita S. Couch et al v. SMC Lending, Inc., in the Circuit Court for Clay County, Missouri.

               The seventh amendment to this case, filed on February 2, 2004, added the Registrant and the above-referenced trustees and trusts. The initial case was filed, however, on January 3, 2002. The case alleges that certain loans originated by SMC Lending, Inc. were not originated in accordance with applicable state law and that the Registrant and trust-related defendants may be liable as assignees under the federal Home Ownership and Equity Protection Act. The plaintiffs are primarily seeking monetary damages. The Registrant and the trust-related defendants are vigorously defending the case and will file a Motion to Dismiss the seventh amended complaint. RFC has indemnified the trustees and trusts for all costs and expenses associated with the litigation. If any of the loans at issue were determined by a court not to have been originated in full compliance with applicable law, RFC would be required to repurchase such loans from the appropriate trust.

        Residential Funding Mortgage Securities II, Inc., the Indenture Trustee and the Owner Trustee for the Home Loan Trust 2000-HI1 have been named as defendants in the following purported class action lawsuit:

               Steven and Ruth Mitchell v. Residential Funding Corporation et al, in the Circuit Court of Jackson County, Missouri at Kansas City.

               This case was initially filed on August 8, 2003. The case alleges that certain loans originated by Mortgage Capital Resources, Inc. were not originated in accordance with applicable state law and that the Registrant and the trustees may be liable as assignees under the federal Home Ownership and Equity Protection Act. The plaintiffs are primarily seeking monetary damages. The Registrant and the trust-related defendants are vigorously defending the case and have filed a motion to dismiss. RFC has indemnified the trustees for all costs and expenses associated with the litigation. If any of the loans at issue were determined by a court not to have been originated in full compliance with applicable law, RFC would be required to repurchase such loans from the trust.

        Residential Funding Mortgage Securities II, Inc. the Indenture Trustee and the Owner Trustee of Home Loan Trust 2001-HI2 have been named as defendants in the following purported class action lawsuit:

               Alvin and Linda Phipps v Guaranty National Bank of Tallahassee et al, in the United States District Court for the Western District of Missouri.

               This case was initially filed on April 3, 2003. The case alleges that certain loans originated by Guaranty National Bank of Tallahassee were not originated in accordance with applicable state law and that the Registrant, the trustees and the trust may be liable as assignees under the federal Home Ownership and Equity Protection Act. The plaintiffs are primarily seeking monetary damages. On September 17, 2003, the case was dismissed against all defendants. Plaintiffs appealed, and the appeal has been fully briefed and is currently pending. RFC has indemnified the trustees for all costs and expenses associated with the litigation. If any of the loans at issue were determined by a court not to have been originated in full compliance with applicable law, RFC would be required to repurchase such loans from the trust.

        The Indenture Trustee and the Owner Trustee for Home Loan Trust 1997-H13, and the trust itself, have been named as defendants in the following purported class action lawsuit:

               John and Jeannette Schwartz et al v. Bann-Cor Mortgage Group et al., in the Circuit Court at Jackson County, Missouri, at Kansas City.

               The case was initially filed on September 14, 2003. The case alleges that certain loans originated by Bann-Cor Mortgage were not originated in accordance with applicable state law and that the trustees and the trust may be liable as assignees under the federal Home Ownership and Equity Protection Act. The plaintiffs are primarily seeking monetary damages. The trust-related defendants are vigorously defending the case and will file a Motion to Dismiss. RFC has indemnified the trustees and the trust for all costs and expenses associated with the litigation. If any of the loans at issue were determined by a court not to have been originated in full compliance with applicable law, RFC would be required to repurchase such loans from the trust.

Item 4.        Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the Security Holders.

PART II

Item 5.        Market for the Registrant's Common Equity and Related Matters.

(a) There is no established public trading market for the Certificates. At December 31, 2003, the number of holders or record of each outstanding series of Certificates is listed in
               Exhibit 99.3 under Item 15 (a) hereof.
(b)            Not applicable. (c) Not applicable.

Item 6.        Selected Financial Data

        Information not provided pursuant to No Action Request.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information not provided pursuant to No Action Request.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

Item 8.        Financial Statements and Supplementary Financial Data

        See the Master Servicer's Annual Statement of Compliance that is filed as Exhibit 99.1 under Item 16 (a) hereof; see also report dated February 20, 2004 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that is filed as
        Exhibit 99.2 under Item 16 (a) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.       Controls and Procedures.

        Not applicable.

PART III

Item 10.       Directors and Executive Officers of the Registrant

        Information not provided pursuant to No Action Request.

Item 11.       Executive Compensation

        Information not provided pursuant to No Action Request.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 201(d) of Regulation S-K is not applicable. Remaining information not provided pursuant to No Action Request.

Item 13.       Certain Relationships and Related Transactions

        Information not provided pursuant to No Action Request.

Item 14.       Principal Accountant Fees and Services.

        Not applicable.

PART IV

 Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibit #

        Officer's Annual Compliance Statements                          99.1
        Residential Funding Corporation

        Residential Funding Corporation Independent Auditor's           99.2
        Report on the Uniform Single Audit Program for Mortgage
        Bankers

        Item 5(a)                                                       99.3


        Consent of KPMG LLP, independent auditors of Ambac Assurance    99.4
        Corporation and subsidiaries

        Audited financial statements for the year ended December 31, 2003 for Ambac Assurance Corporation *

(b) Information not provided pursuant to No Action Request. (c) Information not provided pursuant to No Action Request. (d) Information not provided pursuant to No Action Request.



__________________________

* Incorporated by reference to the consolidated financial statements of Ambac Assurance Corporation and subsidiaries as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, which report appears in the Annual Report on Form 10-K of Ambac Financial Group, Inc., which was filed with the Securities and Exchange Commission on March 15, 2004 (Securities and Exchange Commission File No. 1-10777). The report of KPMG LLP refers to changes, in 2003, in Ambac Assurance Corporation's methods of accounting for variable interest entities and stock-based compensation.

                                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 30th day of March, 2004.




RESIDENTIAL FUNDING MORTGAGE SECURITIES II, INC.

        By:    RESIDENTIAL FUNDING CORPORATION, as Master Servicer

        By: /s/ Barbara Wendt
        Name: Barbara Wendt
        Title:  Managing Director, Master Servicing

                                  CERTIFICATION


        I, Barbara Wendt, certify that:

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


Date: March 30, 2004

/s/ Barbara Wendt
Barbara Wendt
Managing Director, Master Servicing

                                     Annex I

Subservicers:

1st 2Nd Mortgage Co. Of Nj, Inc.
ABN AMRO Mortgage Group, Inc.
Accredited Home Lenders, Inc. (Se)
Alliance Mortgage Company
American Airlines Federal Credit Union
Amsouth Bank
Bancoklahoma Mtg Corp
Bank Of America, N.a.
Bank Of Hawaii
Bank One, N. A.
Bank-fund  Staff Federal Credit Union
Bb&t Of Virginia
Boston  Federal  Savings Bank
Bsi  Financial  Services,   Inc.
Carolina  First  Bank
Cendant  Mortgage Corporation
Cenlar Federal  Savings Bank
Central  Carolina Bank & Trust
Central Pacific Bank
Centura  Bank
Century Bank
Charter One Mortgage Corporation
Chase Manhattan Mortgage Corp.
Chevy Chase Sb, Fsb
Citimortgage, Inc.
City Bank
Colonial Savings, F.a.
Columbia Equities, Ltd.
Columbia National, Inc.
Countrywide Home Loans, Inc.
Crescent Bank & Trust Company
Crescent Mortgage Services, Inc.
Cuna Mutual Mortgage Corporation
Dollar Bank, Fsb
Downey Savings & Loan Assoc., F.a.
E.m.c. Corporation
Emigrant Mortgage Company
Fairbanks Capital Corp
Fifth Third Bank
First Financial Bank
First Hawaiian Bank
First Horizon Home Loan Corp
First Indiana Bank
First Interstate Bank
First Nationwide Mortgage Corp.
First Republic Bank
First West Mortgage Bankers Ltd.
First-citizens  Bank And Trust  Company Of Sc
Firstmerit  Corporation
Franklin National Bank
Fremont Bank
Gateway Business Bank
Ge Mortgage Services,  Llc
Gmac Mortgage Corp
Golden First Mortgage Corp.
Graystone Mortgage Corporation
Greenpoint Mortgage Funding, Inc.
Guaranty Residential Lending, Inc.
Guardian Mortgage Company Inc.
Hawaii Homeloans, Inc.
Home Financing Center, Inc.
Homecomings Financial
Homeside Lending, Inc.
Homestreet Bank
Hsbc Mortgage Corporation (Usa)
Irwin Mortgage Corporation
Liberty Savings Bank Fsb
Litton Loan Servicing Llp
M & T Mortgage Corporation
Master Financial Inc.
Matrix Financial Services Corporation
Mid America Bank Fsb
Mid-state Bank & Trust
Mitchell Mortgage Company, L.l.c.
Mortgage Access Corp.
Mortgage Lenders Network Usa Inc. (Se)
Mountain States Mortgage Center, Inc.
National City Mortgage Company
New Mexico Mortgage Finance Authority
New South Federal Savings Bank
North American Mortgage Company
Ocwen Financial Corporation
Pacific Capital Bank, Na
Primewest Mortgage Corporation
Provident Funding Associates, L.p.
Provident Savings Bank F.s.b
Republic Bank
Sky Financial Group, Inc.
Stanford Federal Credit Union
Suntrust Mortgage, Inc.
Synovus Mortgage Corporation
Taylor, Bean & Whitaker Mortgage Corp.
Test Company x
The Huntington National Bank
The Northern Trust Company
Third Federal Savings & Loan Assoc. Of Cleveland
Tib The Independent Bankersbank
Trustcorp Mortgage Company
U.S. Bank N.a.
Ulster Savings Bank
Union Bank Of California, N.a.
Wachovia Mortgage Corporation
Wall Street Mortgage Bankers
Washington Mutual Bank, Fa
Wells Fargo Home Mortgage, Inc
Westamerica Bank
Wilshire Credit Corporation



Trustees:


JPMorgan Chase Bank